Form 10-K
period 2003-12-31
CAPITAL AUTO RECEIVABLES ASSET TRUST 2003-1; CAPITAL AUTO RECEIVABLES INC
filed 2004-03-30
CIK 1284707, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ________________.

Commission file number: 333-75464

Capital Auto Receivables, Inc.
Capital Auto Receivables Asset Trust 2003-1
(Exact name of registrant as specified in its charter)

38-3082892
DELAWARE (State or other jurisdiction of incorporation or organization)	14-6223222 (I.R.S. Employer Identification No.)

c/o General Motors Acceptance Corporation
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities required to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Documents incorporated by reference. None

Part I
Item 1.	Business	2
Item 2.	Property	2
Item 3.	Legal Proceedings	2
Item 4.	Submission of Matters to a Vote of Security Holders	2

Part II
Item 5.	Market For Registrant's Common Equity and Related Stockholder Matters	2
Item 6.	Selected Financial Data	2
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	2
Item 8.	Financial Statements and Supplementary Data	2
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	2
Item 9A.	Controls and Procedures	2

Part III
Item 10.	Directors and Executive Officers of the Registrant	3
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management	3
Item 13.	Certain Relationships and Related Transactions	3
Item 14.	Principal Accountant Fees and Services	3

Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	3
Certification of Executive Officer to Rule 13a/15d
Aggregate Annual Servicing Report
Asset Trust 2003-1 Annual Statement
Independent Accountants' Report dated 03/01/2004

Part I

Item 1. Business
 Capital Auto Receivables Asset Trust 2003-1 (the “Trust”) was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, as Owner Trustee. The Trust has issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to an Indenture between the Trust and JPMorgan Chase Bank formerly known as Bank One, National Association, as Indenture Trustee and together with the Owner Trustee, (the “Trustees”). The Trust has also issued Asset-Backed Certificates (the “Certificates”). For further information, refer to the Prospectus Supplement and Offering Memorandum dated January 7, 2003.

Item 2. Property
 The property currently held by the Trust includes a pool of retail instalment sales contracts secured by new automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and interest rate swaps.

Item 3. Legal Proceedings
 There are no material legal proceedings involving the Trust, the Seller or General Motors Acceptance Corporation (“GMAC” or the “Servicer”) which relate to the Trust or its property pending as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders
 No votes or consents of Noteholders or Certificateholders were solicited for any purpose during the year ended.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
As of December 31, 2003, the holders of the Asset-Backed Notes and Asset-Backed Certificates issued by the Trust totaled:

Class A-1a Note	13
Class A-1b Note	16
Class A-2a Note	36
Class A-2b Note	8
Class A-3a Note	27
Class A-3b Note	6
Class A-4a Note	11
Class A-4b Note	1
Class B Certificate	4

To the best knowledge of the Registrant, there is no established public trading market for the Notes or Certificates.

Item 6. Selected Financial Data
 Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Trust was formed pursuant to a Trust Agreement between the Seller and Deutsche Bank Trust Company Delaware, as Owner Trustee. The Trust issued the Asset-Backed Notes and Certificates described in the following table. The Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust.

Retail
Finance
	Date of Trust	Receivables
	Sale and Servicing	Aggregate	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates
		(millions)	(millions)		(millions)

Capital Auto Receivables Asset Trust 2003-1	January 15, 2003	$3,300	Class A-1a Class A-1b Class A-2a Class A-2b Class A-3a Class A-3b Class A-4a Class A-4b	$390 786 242 350 400 528 173 150	$93 (Private Placement)

GMAC, the originator of the retail receivables, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
 Not Applicable

Item 8. Financial Statements and Supplementary Data
 Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

Item 9A. Controls and Procedures
 Not Applicable

Part III

Item 10. Directors and Executive Officers of the Registrant
 Not Applicable

Item 11. Executive Compensation
 Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
 Not Applicable

Item 13. Certain Relationships and Related Transactions
 None

Item 14. Principal Accountant Fees and Services
 None

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statements Schedules — Not Applicable

(3)	Exhibits

•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

•	Officer’s Certificate of Compliance pursuant to Section 4.1 of the Trust Sale and Servicing Agreement.

•	Copy of Independent Accountants’ Report dated March 1, 2004.

(b)	Reports on Form 8-K filed during fiscal year:

•	Current reports on Form 8-K dated January 7, 2003 and January 14, 2003 reporting matters under Items 5 and 7 and on January 30, 2003 reporting matters under Item 7 were filed by Capital Auto Receivables Asset Trust 2003-1.

•	The Monthly Statement to Noteholders and Certificateholders on Form 8-K reporting matters under Items 5 and 7 dated March 5, 2003, March 24, 2003, April 29, 2003, May 23, 2003, June 23, 2003, July 29, 2003, August 22, 2003, September 19, 2003, October 24, 2003, November 26, 2003, December 16, 2003 and January 23, 2004 were filed by Capital Auto Receivables Asset Trust 2003-1.

All of the above referenced current reports and Monthly Statements to Noteholders and Certificateholders on Form 8-K were filed under Capital Auto Receivable, Inc.’s CIK number of 893958 on behalf of Capital Auto Receivables Asset Trust 2003-1.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2003-1

by: General Motors Acceptance Corporation (Administrator, not in its individual capacity but solely as Administrator on behalf of the Trust.)
Date: March 30, 2004	/s/ Jerome B. Van Orman, Jr.
(Jerome B. Van Orman, Jr., Vice President — Finance and Chief Financial Officer of GMAC North American Operations)

Index of Exhibits

Exhibit	Description	Method of Filing
31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith.

99.1	Aggregate Annual Servicing Report For Capital Auto Receivables Asset Trust 2003-1	Filed herewith.

99.2	Capital Auto Receivables Asset Trust 2003-1 Annual Statement as to Compliance	Filed herewith.

99.3	Independent Accountants’ Report dated March 1, 2004	Filed herewith.